Form 10-K/A
period 2004-12-31
SEQUOIA MORTGAGE TRUST 2004-9
filed 2005-05-31
CIK 1304645

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

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
   (State or other jurisdiction of       (I.R.S. employer identification no.)
   incorporation or organization)

                 ONE BELVEDERE PLACE
                      SUITE 330
                   MILL VALLEY, CA                                94941
      (Address of principal executive offices)                  (Zip code)

                                 (415) 389-7373
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section    Securities registered pursuant to
           12(b) of the Act:                    Section 12(g) of the Act:

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

                                 NOT APPLICABLE

                      Documents incorporated by reference:

                                 NOT APPLICABLE

                        SEQUOIA RESIDENTIAL FUNDING, INC.
        SEQUOIA MORTGAGE TRUST 2004-9, MORTGAGE PASS-THROUGH CERTIFICATES

                                      INDEX

                                                                              Page
                                                                              ----
PART I       ................................................................  3
             ITEM 1     -   BUSINESS.........................................  3
             ITEM 2     -   PROPERTIES.......................................  3
             ITEM 3     -   LEGAL PROCEEDINGS................................  3
             ITEM 4     -   SUBMISSION OF MATTERS TO A VOTE OF
                            SECURITY HOLDERS.................................  3

PART II      ................................................................  3
             ITEM 5     -   MARKET FOR REGISTRANT'S COMMON STOCK, RELATED
                            STOCKHOLDER MATTERS AND ISSUER PURCHASES OF
                            EQUITY SECURITIES................................  3
             ITEM 6     -   SELECTED FINANCIAL DATA..........................  3
             ITEM 7     -   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                            FINANCIAL CONDITION AND RESULTS OF OPERATIONS....  3
             ITEM 7A    -   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                            MARKET RISK......................................  3
             ITEM 8     -   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA......  3
             ITEM 9     -   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                            ON ACCOUNTING AND FINANCIAL DISCLOSURE...........  3
             ITEM 9A    -   CONTROLS AND PROCEDURES..........................  4
             ITEM 9B    -   OTHER INFORMATION................................  4

PART III     ................................................................  4
             ITEM 10    -   DIRECTORS AND EXECUTIVE OFFICERS OF THE
                            REGISTRANT.......................................  4
             ITEM 11    -   EXECUTIVE COMPENSATION...........................  4
             ITEM 12    -   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                            OWNERS AND MANAGEMENT............................  4
             ITEM 13    -   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...  5
             ITEM 14    -   PRINCIPAL ACCOUNTANT FEES AND SERVICES...........  5

PART IV      ................................................................  5
             ITEM 15    -   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
                            REPORTS ON FORM 8-K..............................  5

SIGNATURES   ................................................................  8

CERTIFICATION................................................................  9

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES
PURSUANT TO SECTION 12 OF THE ACT............................................ 10

INDEX TO EXHIBITS............................................................ 10

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

CLASS A-1

   Identification   Principal Amount Owned   Percentage of Outstanding Amount
   --------------   ----------------------   --------------------------------
BANK OF NY                $  44,364,000                    9.76%
FORTIS LLC                $  24,000,000                    5.29%
RBCCAPMKTS                $  40,000,000                    8.82%
BNY/CDC-FP                $  30,000,000                    6.62%

JPMCBNA                   $  45,000,000                    9.93%
SSB&T CO                  $  70,000,000                   15.54%

BNY/5th3rd                $  50,000,000                   11.03%
MELLON TR                 $  50,000,000                   11.03%
SSB-BK PFL                $ 100,000,000                   22.06%

CLASS A-2

   Identification   Principal Amount Owned   Percentage of Outstanding Amount
   --------------   ----------------------   --------------------------------
BANK OF NY                $ 65,000,000                    21.93%
JPMCBNA                   $ 24,000,000                     8.09%
SSB&T CO                  $157,310,000                    53.09%

MELLON TR                 $ 26,000,000                     8.77%

NRTHRN TR                 $ 21,000,000                     7.09%

CLASS X-A

   Identification   Principal Amount Owned   Percentage of Outstanding Amount
   --------------   ----------------------   --------------------------------
BEAR STERN                $ 174,837,000                   23.32%
GOLDMAN                   $ 200,000,000                   26.68%
MERRIL                    $ 374,837,000                      50%

CLASS X-B

   Identification   Principal Amount Owned   Percentage of Outstanding Amount
   --------------   ----------------------   --------------------------------
CITIBANK                  $ 23,157,000                   100.00%

CLASS B-1

   Identification   Principal Amount Owned   Percentage of Outstanding Amount
   --------------   ----------------------   --------------------------------
BNY/ 5th3rd               $ 14,915,000                   100.00%

CLASS B-2

   Identification   Principal Amount Owned   Percentage of Outstanding Amount
   --------------   ----------------------   --------------------------------
LASALLE BK                $ 4,242,000                     51.47%
ML SFKPG                  $ 4,000,000                     48.53%

CLASS B-3

   Identification   Principal Amount Owned   Percentage of Outstanding Amount
   --------------   ----------------------   --------------------------------
CITIBANK                  $ 3,858,000                     89.35%
WELLS BKNA                $   460,000                     10.65%

ITEM 13   -  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

             None.

ITEM 14      PRINCIPAL ACCOUNTANT FEES AND SERVICES

             Not Applicable.

                                     PART IV

ITEM 15    - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

             (a)   The following documents are filed as part of this report:

                   1.    Financial Statements:

                         Not applicable.

                   2.    Financial Statement Schedules:

                         Not applicable.

                   3.    Exhibits:

                         Exhibit No.     Description
                         31.1            Sarbanes-Oxley Certification.

                         99.1 Statement of Compliance of the Servicer pursuant to Section 7.04(a) of The Master Servicing Agreement between RWT Holdings, Inc. ("RWT") and Morgan Stanley Dean Witter Credit Corporation, dated August 1, 2002, as modified by the related Acknowledgements (the "RWT/Morgan Servicing Agreement").

                         99.2 Report of Independent Accountant pursuant to Section 7.04(b) of the RWT/Morgan Servicing Agreement.

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

                         99.6 Report of Independent Accountant pursuant to Section 7.05 of the RWT/Cendant Servicing Agreement.

                         99.7 Statement of Compliance of the Servicer pursuant to Section 11.20 of the Flow Mortgage Loan Sale and Servicing Agreement, dated as of April 1, 2003, between RWT and Bank of America, N.A., as modified by the related
                                         Acknowledgements (the "RWT/Bank of
                                         America Servicing Agreement").

                         99.8 Report of Independent Accountant pursuant to Section 11.21 of the RWT/Bank of America Servicing
                                         Agreement.

                         99.9 Statement of Compliance of the Servicer pursuant to Section 6.04 of the Loan Servicing Agreement, dated as of February 1, 2004 between RWT and GMAC Mortgage Corporation, as modified by the related Acknowledgements (the "RWT/GMAC Servicing Agreement").

                         99.10 Report of Independent Accountant pursuant to Section 6.05 of the RWT/GMAC Servicing Agreement.

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

                                    SEQUOIA RESIDENTIAL FUNDING, INC.

                                    By: /s/ Harold F. Zagunis
                                        ----------------------
                                    Name: Harold F. Zagunis
                                    Title: Chief Financial Officer and Secretary

Date: May 31, 2005.

                                  CERTIFICATION

      I, Harold F. Zagunis, Chief Financial Officer and Secretary of Sequoia Residential Funding, Inc., a Delaware corporation, hereby certify that:

      1. I have reviewed this annual report on Form 10-K/A, and all reports on Form 8-K containing distribution or servicing reports filed in respect of the Certificates for periods included in the year covered by this annual report, of Sequoia Residential Funding, Inc.;

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

Date: May 31, 2005

/s/ Harold F. Zagunis
-------------------------
Signature
Name: Harold F. Zagunis
Title: Chief Financial Officer and Secretary

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT.

      No annual report, proxy statement, proxy materials or otherwise were sent to Certificateholders.

                                INDEX TO EXHIBITS
                                   Item 15(C)

Exhibit No.    Description
31.1           Sarbanes-Oxley Certification.

99.1 Statement of Compliance of the Servicer pursuant to Section 7.04(a) of The Master Servicing Agreement between RWT Holdings, Inc. ("RWT") and Morgan Stanley Dean Witter Credit Corporation, dated August 1, 2002, as modified by the related Acknowledgements (the "RWT/ Morgan Servicing Agreement").

99.2 Report of Independent Accountant pursuant to Section 7.04(b) of the RWT/Morgan Servicing Agreement.

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

99.6 Report of Independent Accountant pursuant to Section 7.05 of the RWT/Cendant Servicing Agreement.

99.7 Statement of Compliance of the Servicer pursuant to Section 11.20 of the Flow Mortgage Loan Sale and Servicing Agreement, dated as of April 1, 2003, between RWT and Bank of America, N.A., as modified by the related Acknowledgements (the "RWT/Bank of America Servicing Agreement").

99.8 Report of Independent Accountant pursuant to Section 11.21 of the RWT/Bank of America Servicing Agreement.

99.9 Statement of Compliance of the Servicer pursuant to Section 6.04 of the Loan Servicing Agreement, dated as of February 1, 2004, between RWT and GMAC Mortgage Corporation, as modified by the related Acknowledgements (the "RWT/GMAC Servicing Agreement").

99.10 Report of Independent Accountant pursuant to Section 6.05 of the RWT/GMAC Servicing Aggreement.