Form 10-K/A
period 2004-12-31
SEQUOIA MORTGAGE TRUST 2004-9
filed 2005-12-05
CIK 1304645

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] or No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] or No [X]

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

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes [ ] or no [X]

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

CLASS A-1

   Identification   Principal Amount Owned   Percentage of Outstanding Amount
   --------------   ----------------------   --------------------------------
BANK OF NY                $  44,364,000                    9.78%
FORTIS LLC                $  24,000,000                    5.29%
RBCCAPMKTS                $  40,000,000                    8.82%
BNY/CDC-FP                $  30,000,000                    6.62%

JPMCBNA                   $  45,000,000                    9.93%
SSB&T CO                  $  70,000,000                   15.44%

BNY/5th3rd                $  50,000,000                   11.03%
MELLON TR                 $  50,000,000                   11.03%
SSB-BK PFL                $ 100,000,000                   22.06%

CLASS A-2

   Identification   Principal Amount Owned   Percentage of Outstanding Amount
   --------------   ----------------------   --------------------------------
BANK OF NY                $ 65,000,000                    21.93%
JPMCBNA                   $ 24,000,000                     8.09%
SSB&T CO                  $157,310,000                    53.09%

MELLON TR                 $ 26,000,000                     8.77%

NRTHRN TR                 $ 21,000,000                     7.09%

CLASS X-A

   Identification   Principal Amount Owned   Percentage of Outstanding Amount
   --------------   ----------------------   --------------------------------
BEAR STERN                $ 174,837,000                   23.32%
GOLDMAN                   $ 200,000,000                   26.68%
MERRIL                    $ 374,837,000                      50%

CLASS X-B

   Identification   Principal Amount Owned   Percentage of Outstanding Amount
   --------------   ----------------------   --------------------------------
CITIBANK                  $ 23,157,000                   100.00%

CLASS B-1

   Identification   Principal Amount Owned   Percentage of Outstanding Amount
   --------------   ----------------------   --------------------------------
BNY/ 5th3rd               $ 14,915,000                   100.00%

CLASS B-2

   Identification   Principal Amount Owned   Percentage of Outstanding Amount
   --------------   ----------------------   --------------------------------
LASALLE BK                $ 4,242,000                     51.47%
ML SFKPG                  $ 4,000,000                     48.53%

CLASS B-3

   Identification   Principal Amount Owned   Percentage of Outstanding Amount
   --------------   ----------------------   --------------------------------
CITIBANK                  $ 3,858,000                     89.35%
WELLS BKNA                $   460,000                     10.65%

ITEM 13   -  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

                         99.2 Report of Independent Registered Public Accounting Firm pursuant to Section 7.04(b) of the
                                         RWT/Morgan Servicing Agreement.

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

                         99.6 Report of Independent Registered Public Accounting Firm pursuant to
                                         Section 7.05 of the RWT/Cendant
                                         Servicing Agreement.

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

Date: December 5, 2005.

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

      4. Based on my knowledge and upon the annual compliance statement included in the report and required to be delivered to the trustee in accordance with the terms of the pooling and servicing agreement, and except as disclosed in the reports, the servicer has fulfilled its obligations under the servicing agreement; and

      5. The reports disclose all significant deficiencies relating to the servicer's compliance with the minimum servicing standards based upon the report provided by an independent registered public accounting firm, after conducting a review in compliance with the Uniform Attestation Program for Mortgage Bankers or similar procedure, as set forth in the pooling and servicing agreement, that is included in these reports.

      In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties: Morgan Stanley Dean Witter Credit Corporation, as Servicer, GreenPoint Mortgage Funding, Inc., as Servicer, Cendant Mortgage Corporation, as Servicer, Bank of America, N.A., as Servicer, and GMAC Mortgage Corporation, as Servicer.

Date: December 5, 2005

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

99.2 Report of Independent Registered Public Accounting Firm pursuant to Section 7.04(b) of the RWT/Morgan Servicing Agreement.

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

99.6 Report of Independent Registered Public Accounting Firm pursuant to Section 7.05 of the RWT/Cendant Servicing Agreement.

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